Form 10-Q
period 1996-06-30
COAST WEST INC
filed 1996-08-14
CIK 1013560

_______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934

     For the Quarterly Period Ended June 30, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ____________ to ____________

                       Commission file number 333-4356-02

                                COAST WEST, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                    88-0345708
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                identification number)

  4000 WEST FLAMINGO ROAD, LAS VEGAS,                   89103
             NEVADA                                  (Zip code)
(Address of principal executive offices)

                                 (702) 367-7111
              (Registrant's telephone number, including area code)
                                      None
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes  X      No
                                                   -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Shares of Common Stock outstanding as of August 1, 1996:  1,010
_______________________________________________________________________________

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                COAST WEST, INC.
                      (A Development Stage Enterprise and
               A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                            CONDENSED BALANCE SHEETS
                   (amounts in thousands, except share data)
                                  (Unaudited)

                                            June 30,      December 31,
                                              1996           1995
                                            --------      ------------
                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                $     1          $    1
                                            -------          ------
       TOTAL CURRENT ASSETS                       1               1
                                            -------          ------
PROPERTY AND EQUIPMENT                          158             143
                                            -------          ------
                                            $   159          $  144
                                            =======          ======

           LIABILITIES AND
        STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
       TOTAL CURRENT LIABILITIES            $                $  --
                                            -------          ------
NONCURRENT LIABILITIES:
   Advances from affiliates                   1,541             496
   Deferred rent                              1,473             593
                                            -------          ------
     TOTAL NONCURRENT LIABILITIES             3,014           1,089
                                            -------          ------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY (DEFICIENCY):
   Common Stock, $1.00 par value, 25,000
     shares authorized, 1,010 shares issued
     and outstanding                             --              --
   Additional paid - in capital                   1               1
   Deficit accumulated during
    development stage                        (2,856)           (946)
                                            -------          ------
       TOTAL STOCKHOLDER'S EQUITY
        (DEFICIENCY)                         (2,855)           (945)
                                            -------          ------
                                            $   159          $  144
                                            =======          ======

    The accompanying notes are an integral part of these condensed financial statements.

                                COAST WEST, INC.
                      (A Development Stage Enterprise and
               A Wholly Owned Subsidiary of Coast Resorts, Inc.)
           STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                 (amounts in thousands, except per share data)
                                  (Unaudited)

                                                                                   For the Period
                                                                               September 29, 1995,
                                                                                   the Date of
                                Three Months Ended        Six Months Ended       Inception, through
                                  June 30, 1996            June 30, 1996          June 30, 1996
                                ------------------        ----------------     --------------------
Rent Expense.................          $(955)                $(1,910)               $(2,856)
                                       -----                 --------               --------
   NET LOSS..................          $(955)                $(1,910)               $(2,856)
                                       =====                 ========               ========

    The accompanying notes are an integral part of these condensed financial statements.

                                COAST WEST, INC.
                      (A Development Stage Enterprise and
               A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (Unaudited)


                                                                                            For the Period
                                                                                          September 29, 1995,
                                                                                              the Date of
                                                           Six Months Ended                Inception, through
                                                            June 30, 1996                     June 30, 1996
                                                           ----------------               -------------------
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES:
 Net loss                                                      $(1,910)                        $(2,856)
                                                               -------                         -------
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED FOR DEVELOPMENT STAGE ACTIVITIES:
   Non-cash rent expense                                           880                           1,326
                                                               -------                         -------
      TOTAL ADJUSTMENTS                                            880                           1,326
                                                               -------                         -------
      NET CASH USED BY DEVELOPMENT STAGE                        (1,030)                         (1,530)
                                                               -------                         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                              (15)                           (158)
                                                               -------                         -------
      NET CASH USED FOR INVESTING ACTIVITIES                       (15)                           (158)
                                                               -------                         -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings from affiliate                                      1,045                           1,688
  Issuance of common stock                                          --                               1
                                                               -------                         -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,045                           1,689
                                                               -------                         -------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                    --                               1
CASH AND CASH EQUIVALENTS, at beginning of period                    1                              --
                                                               -------                         -------
CASH AND CASH EQUIVALENTS, at end of period                    $     1                         $     1
                                                               =======                         =======

    The accompanying notes are an integral part of these condensed financial statements.

                         PART I. FINANCIAL INFORMATION

                                COAST WEST, INC.
                        (A Development Stage Enterprise
                        and A Wholly Owned Subsidiary
                            of Coast Resorts, Inc.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

     Coast West, Inc. ("Coast West") is a development stage Nevada corporation, and a wholly owned subsidiary of Coast Resorts, Inc. ("Coast Resorts"), which is also a Nevada corporation. Coast West was formed in September 1995 as part of a reorganization (the "Reorganization") with Coast Resorts. Coast West has no operations, but holds a long-term lease (the "Coast West Lease") on approximately fifty acres of land in Las Vegas on which Coast West may develop and operate a future hotel-casino. Coast Resorts has another wholly owned subsidiary, Coast Hotels and Casinos, Inc., a Nevada corporation (the "CHC"), which owns and operates two hotel-casinos located in Las Vegas, the Gold Coast Hotel and Casino, (the "Gold Coast") and the Barbary Coast Hotel and Casino (the "Barbary Coast"), and is in the process of constructing a third hotel-casino in Las Vegas, The Orleans Hotel and Casino and ("The Orleans").

     The Gold Coast and the Barbary Coast had previously been owned and operated independently by two partnerships, Gold Coast Hotel and Casino, a Nevada limited partnership, and Barbary Coast Hotel and Casino, a Nevada partnership, respectively (collectively, the "Predecessor Partnerships"). On January 1, 1996, the partners of the Predecessor Partnerships completed the Reorganization with Coast Resorts, which was formed in September 1995 for the purpose of effecting the Reorganization. Coast Resorts and the Predecessor Partnerships were all related through common ownership and management control.

     In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts, their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts ("Coast Resorts Common Stock"). Coast Resorts immediately contributed to CHC all of the assets and liabilities of the Predecessor Partnerships other than those relating to the Coast West Lease, which Coast Resorts contributed to Coast West. Coast Resorts retained the liability for an aggregate principal amount of $51.0 million in notes payable to former partners and retained the liability for $1.5 million relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of Coast Resorts Common Stock, based upon management's estimate of the fair market value of such Coast Resorts Common Stock.

Basis of Presentation

     Prior to the Reorganization, the Gold Coast and the Barbary Coast hotel-casinos historically operated under a high degree of common control. The former Managing General Partner of the Gold Coast Hotel and Casino was also a general partner, and the principal manager, of the Barbary Coast Hotel and Casino. Due to common control of the Predecessor Partnerships and the continuation of ownership by the former partners, the Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the financial statements of Coast West for all periods are presented as if the Reorganization occurred at the beginning of the earliest period presented and include the accounts of all entities involved on a historical cost basis, in a manner similar to a pooling of interests.

     The accompanying financial statements reflect the Exchange Liabilities as obligations of CHC at December 31, 1995, as the exchange for Coast Resorts Common Stock had not yet occurred. The exchange was accounted for subsequent to the completion of the Reorganization, through the issuance of Coast Resorts Common Stock in the approximate amount of $52.5 million reflecting the historical cost basis of the Exchange Liabilities.

     The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1995. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

     Coast West plans to hold the Coast West Lease for future development. Coast West has had no source of income during its development stage. CHC has agreed to provide Coast West with advances sufficient to make lease payments on the Coast West Lease, as more fully explained in Note 3.

NOTE 2--LEASES AND COMMITMENTS

     In January 1996, in connection with the Reorganization, Coast Resorts contributed its rights under the Coast West Lease to Coast West. The Coast West Lease is for a parcel of land located in the northwest area of Las Vegas which is to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options, with monthly payments of $166,667 through December 31, 1995. Thereafter, the monthly rent will be increased by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31 million to $51 million in the years 2014 through 2018. Coast West has no source of income during its development stage and CHC has agreed to provide advances to Coast West sufficient to make payments for its lease and other obligations during Coast West's development stage. Such advances will be collateralized by Coast West's interest in the Coast West Lease. There can be no assurance that Coast West will develop a gaming property at the Coast West site, or that it will be able to repay such advances.

NOTE 3--PRIVATE PLACEMENT FINANCING

     On January 30, 1996, CHC completed a private placement of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually commencing June 15, 1996. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future Subsidiaries of CHC. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by CHC to finance in part the cost of developing, constructing, equipping and opening the Orleans, (ii) approximately $19.3 million was used by CHC to purchase U.S. Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by CHC to repay all outstanding indebtedness under CHC's New Revolving Facility, which facility was terminated. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million.

     The indenture governing the First Mortgage Notes also limits the activities of Coast West to (i) activities relating to the Coast West Lease including related borrowings and repayments to CHC, (ii) activities related to the planning and future development of the property underlying the Coast West Lease and (iii) other activities incidental or related to those indicated above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loss Incurred During the Development Stage

        The Company, formed in 1995 as a wholly owned subsidiary of Coast Resorts, has no operations but holds a lease on approximately fifty acres of land held for possible future development. The net loss for Coast West was $955,000 in the second quarter of 1996, and was $1.9 million for the first six months of fiscal 1996 (Coast West was not in existence in the first six months of 1995). The net loss was due entirely to rent expense (including $440,000 of deferred rent expense in the second quarter and $880,000 for the first half of
1996). Cumulative net loss to date for Coast West is $2.9 million (including $1.3 million in deferred rent expense).

Liquidity and Capital Resources

        Coast West plans to hold the Coast West Lease for future development. Coast West, a development stage company, has no operatons and no sources of liquidity. CHC has agreed to provide advances to Coast West (up to a maximum of $8.0 million in the aggregate) to satisfy rent payable under the Coast West Lease and other obligations during Coast West's development stage. (See Note 2 to Notes to Condensed Financial Statements).

                          PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings.
         ------------------

         None.

Item 2:  Changes in Securities.
         ----------------------

         None.

Item 3:  Defaults Upon Senior Securities.
         --------------------------------

         None.

Item 4:  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         None.

Item 5:  Other Information.
         ------------------

         None.

Item 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a)  Exhibits.

              27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1996                 COAST WEST, INC., a Nevada corporation

                                       By:/s/ Michael J. Gaughan
                                          -----------------------------------
                                           Michael J. Gaughan
                                           President