Form 10-Q
period 1996-09-30
COAST WEST INC
filed 1996-11-14
CIK 1013560

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


     For the Quarterly Period Ended September 30, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to _____________________

                       Commission file number 333-4356-02

                                COAST WEST, INC.

             (Exact name of registrant as specified in its charter)

           NEVADA                                88-0345708
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization              identification number)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Shares of Common Stock outstanding as of November 14, 1996:  1,010
================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                COAST WEST, INC.
                      (A Development Stage Enterprise and
               A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                            CONDENSED BALANCE SHEETS
                   (amounts in thousands, except share data)
                                  (Unaudited)

                                           September 30,    December 31,
                                               1996            1995
                                           -------------    ------------
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $   11          $    1
                                           -------------    ------------
   TOTAL CURRENT ASSETS                               11               1
                                           -------------    ------------
PROPERTY AND EQUIPMENT                               171             143
                                           -------------    ------------
                                                  $  182          $  144
                                           =============    ============

                           LIABILITIES AND
                        STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   TOTAL CURRENT LIABILITIES                      $   --          $   --
                                           -------------    ------------
NONCURRENT LIABILITIES:
   Advances from affiliates                        2,083             496
   Deferred rent                                   1,913             593
                                           -------------    ------------
   TOTAL NONCURRENT LIABILITIES                    3,996           1,089
                                           -------------    ------------

STOCKHOLDER'S EQUITY (DEFICIENCY):
   Common Stock, $1.00 par value, 25,000
    shares authorized, 1,010 shares
    issued and outstanding                            --              --
   Additional paid - in capital                        1               1
   Deficit accumulated during
    development stage                             (3,815)           (946)
                                           -------------    ------------

   TOTAL STOCKHOLDER'S EQUITY
    (DEFICIENCY)                                  (3,814)           (945)
                                           -------------    ------------
                                                  $  182          $  144
                                           =============    ============

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

                                                                            For the Period
                                                                          September 29, 1995,
                                                                              the Date of
                  Three Months Ended     Nine Months Ended                Inception, through
                  September 30, 1996    September 30, 1996                September 30, 1996
                  ---------------------------------------------------------------------------
Rent Expense.....       $(959)               $(2,869)                           $(3,815)
                        -----                -------                            -------
  NET LOSS.......       $(959)               $(2,869)                           $(3,815)
                        =====                =======                            =======

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


                                                                                          For the Period
                                                                                         September 29, 1995,
                                                                                           the Date of
                                                                 Nine Months Ended       Inception, through
                                                                 September 30, 1996      September 30, 1996
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES:
 Net loss                                                             $(2,869)              $(3,815)
                                                                      -------               -------
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED FOR DEVELOPMENT STAGE ACTIVITIES:
    Non-cash rent expense                                               1,320                 1,913
                                                                      -------               -------
      TOTAL ADJUSTMENTS                                                 1,320                 1,913
                                                                      -------               -------
      NET CASH USED BY DEVELOPMENT STAGE ACTIVITIES                    (1,549)               (1,902)
                                                                      -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                     (27)                 (171)
                                                                      -------               -------
      NET CASH USED FOR INVESTING ACTIVITIES                              (27)                 (171)
                                                                      -------               -------

CASH FLOW FROM FINANCING ACTIVITIES:
 Borrowings from affiliate                                              1,586                 2,083
 Issuance of common stock                                                  --                     1
                                                                      -------               -------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,586                 2,084
                                                                      -------               -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       10                    11

CASH AND CASH EQUIVALENTS, at beginning of period                           1                    --
                                                                      -------               -------

CASH AND CASH EQUIVALENTS, at end of period                           $    11               $    11
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

                                COAST WEST, INC.
                      (A Development Stage Enterprise and
               A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

        Coast West, Inc. ("Coast West") is a development stage Nevada corporation, and a wholly owned subsidiary of Coast Resorts, Inc. ("Coast Resorts"), which is also a Nevada corporation. Coast West was formed in September 1995 as part of a reorganization (the "Reorganization") with Coast Resorts. Coast West has no operations, but holds a long-term lease (the "Coast West Lease") on approximately fifty acres of land in Las Vegas on which Coast West may develop and operate a future hotel-casino. Coast Resorts has another wholly owned subsidiary, Coast Hotels and Casinos, Inc., a Nevada corporation ("CHC"), which owns and operates two hotel-casinos located in Las Vegas, the Gold Coast Hotel and Casino (the "Gold Coast") and the Barbary Coast Hotel and Casino (the "Barbary Coast"), and is in the process of constructing a third hotel-casino in Las Vegas, The Orleans Hotel and Casino ("The Orleans"), expected to be opened in December 1996.

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

        In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts ("Coast Resorts Common Stock"). Coast Resorts immediately contributed to CHC all of the assets and liabilities of the Predecessor Partnerships other than those relating to the Coast West Lease, which Coast Resorts contributed to Coast West. Coast Resorts retained the liability for an aggregate principal amount of $51.0 million in notes payable to former partners and retained the liability for $1.5 million relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of Coast Resorts Common Stock, based upon management's estimate of the fair market value of such Coast Resorts Common Stock.

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

                                COAST WEST, INC.

                      (A Development Stage Enterprise and
               A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

        NOTE 1--BACKGROUND INFORMATION AND
BASIS OF PRESENTATION--(CONTINUED)

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

NOTE 2--LEASES AND COMMITMENTS

        In January 1996, in connection with the Reorganization, Coast Resorts contributed its rights under the Coast West Lease to Coast West. The Coast West Lease is for a parcel of land located in the northwest area of Las Vegas which is to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options, with monthly payments of $166,667 through December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31 million to $51 million in the years 2014 through 2018. Coast West has no source of income during its development stage and CHC has agreed to provide advances to Coast West sufficient to make payments for its lease and other obligations during Coast West's development stage. There can be no assurance that Coast West will develop a gaming property at the Coast West site, or that it will be able to repay such advances.

NOTE 3--PRIVATE PLACEMENT FINANCING

        On January 30, 1996, CHC completed a private placement of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually commencing June 15, 1996. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future Subsidiaries of CHC. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction

                                COAST WEST, INC.
                      (A Development Stage Enterprise and
               A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

NOTE 3--PRIVATE PLACEMENT FINANCING--(CONTINUED)

disbursement account restricted for use by CHC to finance in part the cost of developing, constructing, equipping and opening the Orleans, (ii) approximately $19.3 million was used by CHC to purchase U.S. Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by CHC to repay all outstanding indebtedness under CHC's revolving credit facility, which facility was terminated. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million.

        The indenture governing the First Mortgage Notes also limits the activities of Coast West to (i) activities relating to the Coast West Lease including related borrowings and repayments to CHC, (ii) activities related to the planning and future development of the property underlying the Coast West Lease and (iii) other activities incidental or related to those indicated above.

        Coast West has guaranteed the First Mortgage Notes, which guarantee is secured by the Coast West Lease and substantially all of Coast West's other existing and future assets. Under certain circumstances (including without limitation the repayment by Coast West to CHC of all outstanding advances), the guarantee by Coast West may be released.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOSS INCURRED DURING THE DEVELOPMENT STAGE

        The Company, formed in September 1995 as a wholly owned subsidiary of Coast Resorts, has no operations but holds a lease on approximately fifty acres of land held for possible future development. The net loss for Coast West was $959,000 in the third quarter of 1996, and was $2.9 million for the first nine months of fiscal 1996. The net loss was due primarily to rent expense (including $440,000 of deferred rent expense in the third quarter and $1.3 million for the first nine months of 1996). Cumulative net loss to date for Coast West is $3.8 million.

LIQUIDITY AND CAPITAL RESOURCES

        Coast West plans to hold the Coast West Lease for future development. Coast West, a development stage company, has no operations and no sources of liquidity. CHC has agreed to provide advances to Coast West (up to a maximum of $8.0 million in the aggregate) to satisfy rent payable under the Coast West Lease and certain other obligations during Coast West's development stage. (See
Note 2 to Notes to Condensed Financial Statements).

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

         None.

Item 5:  Other Information.
         ------------------

         None.

Item 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a) Exhibits.

         27. Financial Data Schedule.

         (b) Reports on Form 8-K.

         There were no reports filed on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 1996        COAST WEST, INC., a Nevada corporation

                                By:   /S/ Gage Parrish
                                      ------------------------------
                                      Gage Parrish
                                      Assistant Secretary