Form 10-K405
period 1996-12-31
COAST WEST INC
filed 1997-03-31
CIK 1013560

                                SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ___________
                                   FORM 10-K


  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE  SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                    OR
  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to

                          Commission File 333-4356-02

                                COAST WEST, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEVADA                                 88-0345708
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)
               4500 WEST TROPICANA ROAD, LAS VEGAS, NEVADA 89103
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 365-7000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $1.00 PAR VALUE

                                (Title of class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

     The number of shares of the Registrant's Common Stock outstanding as of March 1, 1997 was 1,010, none of which was held by non-affiliates of the Registrant.

                                  ___________

                                COAST WEST, INC.

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996



                                      PART I


                                                                                                     PAGE
                                                                                                     ----
Item 1.      Business..............................................................................   3
Item 2.      Properties............................................................................   3
Item 3.      Legal Proceedings.....................................................................   3
Item 4.      Submission of Matters to a Vote of Security Holders...................................   3

                                    PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters.............   4
Item 6.      Selected Financial Data...............................................................   4
Item 7.      Management's Discussion And Analysis Of Financial Condition And Results Of Operations.   5
Item 8.      Financial Statements and Supplementary Data...........................................   5
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..   5

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant...................................   5
Item 11.      Executive Compensation...............................................................   6
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................   6
Item 13.      Certain Relationships and Related Transactions.......................................   6

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K........................   7

                                     PART I

ITEM 1.  BUSINESS.
         --------

 THE COMPANY

     Coast West, Inc. ("Coast West") is a development stage Nevada corporation, and a wholly owned subsidiary of Coast Resorts, Inc. ("Coast Resorts"), which is also a Nevada corporation. Coast West was formed in September 1995 as part of a reorganization (the "Reorganization") with Coast Resorts. Coast West has no operations, but holds a long-term lease on approximately fifty acres of land in Las Vegas on which Coast West may develop and operate a future hotel-casino. Coast Resorts has another wholly owned subsidiary, Coast Hotels and Casinos, Inc., a Nevada corporation ("CHC"), which owns and operates three hotel-casinos located in Las Vegas, the Gold Coast Hotel and Casino (the "Gold Coast"), the Barbary Coast Hotel and Casino (the "Barbary Coast"), and The Orleans Hotel and Casino ("The Orleans"). The Orleans opened in December 1996.

     Coast West has no source of income during its development stage and, CHC has agreed to provide advances to Coast West sufficient to make payments for its lease and other obligations during Coast West's development stage up to an aggregate of $8.0 million. There can be no assurance that Coast West will develop a gaming property at the Coast West site, or that it will be able to repay such advances.

     On January 30, 1996, CHC completed a private placement of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future Subsidiaries of CHC. The indenture governing the First Mortgage Notes limits the activities of Coast West to (i) activities relating to the Coast West Lease including related borrowings and repayments to CHC, (ii) activities related to the planning and future development of the property underlying the Coast West Lease and (iii) other activities incidental or related to those indicated above.

     The principal executive office of Coast West is located at 4500 West Tropicana Road, Las Vegas, Nevada 89103. The telephone number is (702) 365-7000.

ITEM 2.  PROPERTIES.
         ----------

     Coast West leases an approximately 50.0-acre site located at the corner of Rampart Boulevard and Alta Drive in northwest Las Vegas pursuant to a Ground Lease Agreement dated as of October 28, 1994 (the "Coast West Lease"). Coast West may develop a new hotel-casino at such site, although there can be no assurance that a hotel-casino will be developed. The initial term of the Coast West Lease commenced on September 1, 1995, and expires on December 31, 2055. The Coast West Lease contains three options, exercisable by Coast West, to extend the term of the Coast West Lease for 10 years each. The Coast West Lease provides for monthly rental payments of $166,667 for the year ended December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The landlord has the option to require Coast West to purchase the property at the end of 2014, 2015, 2016, 2017 and 2018, at the fair market value of the real property at the time the landlord exercises the option, provided that the purchase price shall not be less than 10 times nor more than 15 times the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 million in the years 2014 through 2018. Coast West has a right of first refusal in the event the landlord desires to sell the property at any time during the lease term.

     Coast West plans to hold the Coast West Lease for future development. Coast West has had no source of income during its development stage. CHC has agreed to provide Coast West with advances sufficient to make lease payments on the Coast West Lease up to an aggregate of $8.0 million.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matters were submitted to the shareholders of Coast West during the quarter ended December 31, 1996.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         ------------------------------------------------------------------
         MATTERS.
         -------

     The Company is wholly-owned subsidiary of Coast Resorts. No equity securities of the Company are publicly traded.


ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------


                                            YEARS ENDED DECEMBER 31,
                                           --------------------------
                                            1995 (1)         1996
                                           -----------   ------------
INCOME STATEMENT DATA:
     Operating revenues                      $     --        $    --
     Operating loss                              (946)        (3,326)
                                             --------        -------
          Net loss before income tax             (946)        (3,827)
           benefit
     Income tax benefit                            --            501
                                             --------        -------
          Net loss                           $   (946)       $(3,326)
                                             ========        =======

                                                    DECEMBER 31,

                                                 1995           1996
                                           -----------   ------------
Cash and cash equivalents                    $      1        $    11
                                             ========        =======
Total assets                                 $    144        $ 1,068
                                             ========        =======
Total long-term debt                         $     --        $    --
                                             ========        =======
Stockholder's equity (deficiency)            $   (945)       $(4,271)
                                             ========        =======

(1) The Company was incorporated on September 29, 1995 (date of inception)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

LOSS INCURRED DURING THE DEVELOPMENT STAGE

     Coast West, formed in September 1995 as a wholly owned subsidiary of Coast Resorts, has no operations but holds a lease on approximately fifty acres of land held for possible future development. The net loss for Coast West was $3.3 million for the year ended December 31, 1996. The net loss was due primarily to rent expense (including $1.8 million of non-cash rent expense). Cumulative net loss to date for Coast West is $4.3 million, including non-cash rent expense of $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     Coast West plans to hold the Coast West Lease for future development.
Coast West, a development stage company, has no operations and no sources of liquidity. CHC has agreed to provide advances to Coast West (up to a maximum of $8.0 million in the aggregate) to satisfy rent payable under the Coast West Lease and certain other obligations during Coast West's development stage. (See
Note 4 of Notes  to Financial Statements).

     Under the terms of a tax sharing agreement with Coast Resorts, Coast West's tax allocation will be based on the amount of tax it would incur if it filed a separate return. Additionally, the Company will receive from Coast Resorts an amount equal to the tax benefit arising from the utilization of net operating losses of Coast West to the extent such losses result in a reduction in the amount of tax payable by Coast Resorts. For the year ended December 31, 1996, Coast West generated a net operating loss of $501,000 that will be received from Coast Resorts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     The report of independent accountants, financial statements and schedule listed in the accompanying index are filed as part of this report. See "Index to Financial Statements."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.



                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.
          --------------------------------------------------



     The following tables set forth the names and ages of the directors and executive officers of the Company, their respective positions and the expiration dates of their respective terms.


                        DIRECTORS AND EXECUTIVE OFFICERS

                                                                                         TERM AS A
                                                                                          DIRECTOR
NAME                                    AGE              POSITION(S) HELD                 EXPIRES
     Michael J. Gaughan                  54   Director and President                        1997


     Jerry Herbst                        58   Director, Vice President, Treasurer           1997
                                              and Assistant Secretary

     J. Tito Tiberti                     52   Director, Vice President and Secretary        1997

     Michael J. Gaughan. Mr. Gaughan has been a director and president of the Company since its formation in September 1995 and is the Chairman of the Board and Chief Executive Officer of Coast Resorts and CHC. Mr. Gaughan was a general partner of the Barbary Coast Partnership, a Nevada Partnership (the "Barbary Coast Partnership") from its inception in 1979 until January 1, 1996, the effective date of the reorganization (the "Reorganization") in which the Barbary Coast Partnership, a Nevada partnership (the "Barbary Coast Partnership") and the Gold Coast Partnership, a Nevada limited partnership (the "Gold Coast Partnership") and, together with the Barbary Coast Partnership, the "Predecessor Partnerships"), were consolidated and reorganized pursuant to an Agreement and Plan of Reorganization, as supplemented and amended, entered into among each of the Predecessor Partnerships, Gaughan-Herbst, Inc., the sole general partner of the Gold Coast Partnership, and Coast Resorts. Mr. Gaughan served as the managing general partner of the Gold Coast Partnership from its inception in December 1986 until the effective date of the Reorganization. Mr. Gaughan and Mr. Herbst were the sole shareholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the Reorganization. Mr. Gaughan has been involved in the gaming industry since 1960 and has been licensed as a casino operator since 1967.

     Jerry Herbst. Mr. Herbst has been a director, Vice President, Treasurer and Assistant Secretary of Coast West since its formation in September 1995. He is also a director and Vice President, Treasurer and Assistant Secretary of Coast Resorts and CHC. Mr. Herbst has been the president of Terrible Herbst Oil Company, an owner and operator of gas stations and car washes, since 1959. Mr. Herbst and Mr. Gaughan were the sole shareholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the effective date of the Reorganization. Mr. Herbst has served as a member of the board of directors of Bank of America since 1977 and of Nevada Power Company since 1990.

     J. Tito Tiberti. Mr. Tiberti has been a director, Vice President and Secretary of Coast West since its formation in September 1995. He is also a director and Vice President and Secretary of Coast Resorts and of CHC. Mr. Tiberti is the president, a director and a shareholder of, and together with his immediate family controls, J.A. Tiberti Construction Company, Inc. ("Tiberti Construction"), a construction company which served as the general contractor for the construction of The Orleans. He has also served as managing partner of The Tiberti Construction Company, a real estate rental and development company, since 1971. The Tiberti Company is the lessor of the real property site for The Orleans. Mr. Tiberti has been involved in the gaming industry for 18 years and was a general partner of the Barbary Coast Partnership prior to the effective date of the Reorganization.


ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     Coast West is in the development stage and has no operations. Coast West pays no compensation to any executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     All of the outstanding capital stock of the Company is owned by its parent company, Coast Resorts.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     CHC has agreed to provide Coast West advances sufficient to make lease payments on the Coast West Lease and certain other obligations during Coast West's development stage up to an aggregate of $8.0 million. See Note 4 of Notes to Financial Statements.

                                    PART IV



ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
              ------------------------------------------------------------------

(a)  Index to Financial Statements, Financial Statement Schedules and Exhibits:

1.   Financial Statements Index
                                                                                                      Page
                                                                                                      ----
     Report of Independent Accountants.............................................................    10
     Audited Financial Statements
      Balance Sheets as of December 31, 1995 and 1996..............................................    11
      Statements of Loss incurred during the development stage
       for the period September 29, 1995 (the date of inception) through December 31,
       1995 and for the year ended December 31, 1996 and for the period September 29,
       1995 (the date of inception) through December 31, 1996......................................    12
      Statements of Stockholder's Equity (Deficiency) for the period September 29,
        1995 (the date of inception) through December 31, 1995 and for the year ended
        December, 31 1996..........................................................................    13
      Statements of Cash Flows for the period September 29, 1995 (the date of inception)
       through December 31, 1995 and for the year ended December 31, 1996 and for the period September 29, 1995 (the date of inception) through
       December 31, 1996...........................................................................    14
       Notes to Financial Statements...............................................................    15

2.     Financial Statement Schedules Index

       II -- Valuation and Qualifying Accounts.....................................................    20

3.    Exhibit Index

                                    EXHIBIT INDEX

Exhibit
Number       Description of Exhibit
-------      ----------------------
 *3.1        Articles of Incorporation of Coast West, Inc.

 *3.2        Bylaws of Coast West, Inc.

*10.1        Indenture dated as of January 30, 1996, among Coast Hotels and
             Casinos, Inc., the Coast West, Inc., Coast Resorts, Inc., and
             American Bank National Association, as Trustee.

*10.2        Registration Rights Agreement dated as of January 30, 1996 among
             Coast Hotels and Casinos, Inc., the Guarantors, and Bear, Stearns &
             Co. Inc. and BA Securities, Inc.

*10.5        Note Guarantee of Coast West, Inc.

*10.7        Leasehold Deed of Trust, Assignment of Rents, Leases and Security
             Agreement dated January 30, 1996 of Coast West, Inc.

*10.9        Security Agreement dated January 30, 1996 (Coast West, Inc.)

*10.16       Unsecured Environmental Indemnification Agreement (Coast West,
             Inc.)

*10.17       Tax Sharing Agreement dated as of January 30, 1996

*10.21       Ground Lease Agreement dated October 28, 1994 by and among 21
             Stars, Ltd., a Nevada limited liability company, as landlord, Barbary Coast Hotel & Casino, a Nevada general partnership, as tenant, Wanda Peccole, as successor trustee of the Peccole 1982
             Trust dated February 15, 1982 ("Trust"), and The William Peter and
             Wanda Ruth Peccole Family Limited Partnership, a Nevada limited partnership ("Partnership"), and, together with Trust, as owner, as amended

27           Financial Data Schedule

* Previously filed as exhibit to Coast Resorts' Report on Form 10-K for the year ended December 31, 1995



(b)  REPORTS ON FORM 8-K

     Coast West filed no Reports on Form 8-K during the last quarter of the 1996 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 31, 1997.

                              COAST WEST, INC.


                                    /s/    MICHAEL J. GAUGHAN
                              By:   _________________________
                                    Michael J. Gaughan
                                    President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                        DATE
-----------------------------    --------------------------     ------------

/s/ MICHAEL J. GAUGHAN           Chairman of the Board of       March 31, 1997
-----------------------------    Directors and Chief Executive
Michael J. Gaughan               Officer (Principal Executive
                                 Officer)

/s/ GAGE PARRISH                 Assistant Secretary            March 31, 1997
-----------------------------    (Principal Financial
                                 and Accounting Officer)
Gage Parrish

/s/ JERRY HERBST                 Director                       March 31, 1997
-----------------------------
Jerry Herbst

/s/ J. TITO TIBERTI              Director                       March 31, 1997
-----------------------------
J. Tito Tiberti

                                COAST WEST, INC.

                         INDEX TO FINANCIAL STATEMENTS

          Report of Independent Accountants................................................................ 10
          Audited Financial Statements
            Balance Sheets as of December 31, 1995 and 1996................................................ 11
            Statements of  Loss Incurred During the Development Stage for the period September
             29, 1995 (the date of inception) through December 31, 1995 and for the year ended
             December 31, 1996 and for the period September 29, 1995 (the date of inception)
             through December 31, 1996..................................................................... 12
            Statements of Stockholder's Equity (Deficiency) for the period September 29, 1995
             (the date of inception) through December 31, 1995 and for the year ended
             December 31, 1996............................................................................. 13
            Statements of Cash Flows  for the period September 29, 1995 (the date of inception)
             through December 31, 1995 and for the year ended December 31, 1996 and for the period September 29, 1995 (the date of inception) through December 31, 1996................... 14
            Notes to Financial Statements.................................................................. 15

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholder of
Coast West, Inc.



     We have audited the financial statements and financial statement schedule of Coast West, Inc. (a development stage enterprise and a wholly owned subsidiary of Coast Resorts, Inc.) as listed in item 14(a) of this Form 10K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast West, Inc. as of December 31, 1995 and 1996, and its statements of loss incurred during the development stage and its cash flows for the period September 29, 1995 (the date of inception) through December 31, 1995 and for the year ended December 31, 1996 and for the period September 29, 1995 (the date of inception) through December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As more fully explained in Note 1, Coast West, Inc. has no source of income during the development stage and is solely dependent on advances from Coast Hotels and Casinos, Inc. (an affiliated company).





COOPERS & LYBRAND L.L.P.



Las Vegas, Nevada
February 21, 1997

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                                 BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                           December 31,    December 31,
                                               1995            1996
                                           ----------------------------
                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...................  $    1         $    11
                                                 ------         -------
   Receivable from parent......................      --             501
                                                 ------         -------
     TOTAL CURRENT ASSETS......................       1             512
                                                 ------         -------
PROPERTY AND EQUIPMENT.........................     143             556
                                                 ------         -------
                                                 $  144         $ 1,068
                                                 ======         =======

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   TOTAL CURRENT LIABILITIES...................  $   --         $    --
                                                 ------         -------

NONCURRENT LIABILITIES




   Advances from affiliates....................     496           2,987
   Deferred rent...............................     593           2,352
                                                 ------         -------
           TOTAL NONCURRENT LIABILITIES........   1,089           5,339
                                                 ------         -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIENCY):
   Common Stock, $1.00 par value,
    25,000 shares authorized,
    1,010 shares issued
    and outstanding............................      --              --
   Additional paid - in capital................       1               1
   Deficit accumulated during
    development stage..........................    (946)         (4,272)
                                                 ------         -------
     TOTAL STOCKHOLDER'S EQUITY
      (DEFICIENCY).............................    (945)         (4,271)
                                                 ------         -------
                                                 $  144         $ 1,068
                                                 ======         =======

   The accompanying notes are an integral part of these financial statements.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (AMOUNTS IN THOUSANDS)


                                                  FOR THE PERIOD                             FOR THE PERIOD
                                               SEPTEMBER 29, 1995,                        SEPTEMBER 29, 1995,
                                                  THE DATE OF                                THE DATE OF
                                               INCEPTION, THROUGH      YEAR ENDED          INCEPTION, THROUGH
                                                DECEMBER 31, 1995   DECEMBER 31, 1996      DECEMBER 31, 1996
                                               -------------------  ------------------    -------------------
Rent Expense......................................... $(946)             $(3,820)              $(4,766)
General and administrative expenses..................    --                   (7)                   (7)
                                                      -----              -------               -------
Net loss before income tax benefit...................  (946)              (3,827)               (4,773)
                                                      -----              -------               -------
Income tax benefit...................................    --                  501                   501
                                                      -----              -------               -------
   Net loss.......................................... $(946)             $(3,326)              $(4,272)
                                                      =====              =======               =======

   The accompanying notes are an integral part of these financial statements.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                 STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
       FOR THE PERIOD SEPTEMBER 29, 1995, THE DATE OF INCEPTION, THROUGH
           DECEMBER 31, 1995 AND FOR THE YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                         Deficit
                                                                       Accumulated
                                         Common Stock    Additional    During the
                                         ------------      Paid-In     Development
                                    Shares       Amount    Capital        Stage        Total
                                    ------       ------   ----------   ------------   --------
Balances at September 29, 1995         --        $        $    --      $     --       $    --
     Issuance of common stock        1,010           --         1            --             1
     Net loss for the year              --           --        --          (946)         (946)
                                    ------       ------   -------       -------       -------

Balances at December 31, 1995        1,010           --         1          (946)         (945)

     Net loss for the year              --           --        --        (3,326)       (3,326)
                                    ------       ------   -------       -------       -------
Balances at December 31, 1996        1,010       $   --   $     1       $(4,272)      $(4,271)
                                    ======       ======   =======       =======       =======

   The accompanying notes are an integral part of these financial statements.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                            For the Period                                  For the Period
                                                    September 29, 1995, the Date                    September 29, 1995, the Date
                                                        of Inception, through        Year Ended       of Inception, through
                                                          December 31, 1995       December 31, 1996      December 31, 1996
                                                    ---------------------------------------------------------------------------
CASH FLOWS FROM DEVELOPMENT STAGE
 ACTIVITIES:
   Net loss                                                    $(946)                 $(3,326)                 $(4,272)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH USED FOR DEVELOPMENT STAGE
    ACTIVITIES:
     Non-cash rent expense                                       446                    1,760                    2,206
     Increase in receivable from parent                           --                     (501)                    (501)
                                                               -----                  -------                  -------
          TOTAL ADJUSTMENTS                                      446                    1,259                    1,705
                                                               -----                  -------                  -------
          NET CASH USED BY OPERATING ACTIVITIES                 (500)                  (2,067)                  (2,567)
                                                               -----                  -------                  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (143)                    (413)                    (556)
                                                               -----                  -------                  -------
          NET CASH USED FOR INVESTING ACTIVITIES                (143)                    (413)                    (556)
                                                               -----                  -------                  -------
CASH FLOW FROM FINANCING ACTIVITIES:
   Borrowings from affiliate                                     643                    2,490                    3,133
   Issuance of common stock                                        1                       --                        1
                                                               -----                  -------                  -------
          NET CASH PROVIDED BY FINANCING ACTIVITIES              644                    2,490                    3,134
                                                               -----                  -------                  -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          1                       10                       11

CASH AND CASH EQUIVALENTS, at beginning of period                 --                        1                       --
                                                               -----                  -------                  -------
CASH AND CASH EQUIVALENTS, at end of period                    $   1                  $    11                  $    11
                                                               =====                  =======                  =======

   The accompanying notes are an integral part of these financial statements.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

     NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION

     Coast West, Inc. ("Coast West") is a development stage Nevada corporation, and a wholly owned subsidiary of Coast Resorts, Inc. ("Coast Resorts"), which is also a Nevada corporation. Coast West was formed in September 1995 as part of a reorganization (the "Reorganization") with Coast Resorts, Inc. and the following two partnerships (collectively, the "Predecessor Partnerships"):

     - Gold Coast Hotel and Casino, a Nevada limited partnership organized in 1986 ("Gold Coast"), operated the Gold Coast Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip. Gold Coast also commenced development of the Orleans Hotel and Casino in Las Vegas in 1995 which was completed by Coast Hotels and Casinos, Inc. ("CHC") another wholly owned subsidiary of Coast Resorts, in December 1996.

     - Barbary Coast Hotel and Casino, a Nevada partnership organized in 1979 ("Barbary Coast"), operated the Barbary Coast Hotel and Casino which is located on the Las Vegas Strip.

     Coast Resorts was formed in September 1995 for the purpose of effecting the Reorganization of the Predecessor Partnerships. Coast West was initially capitalized in the amount of $1,000 through the issuance of 10 shares of common stock to Coast Resorts. Coast Resorts, Gold Coast and Barbary Coast were all related through common ownership and management control.

     In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts, by assignment or through the merger of Gaughan-Herbst, Inc., a Nevada corporation, the sole general partner of the Gold Coast, their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts. The partners of the Gold Coast (or their principals) received in the aggregate 65% of such shares of common stock of Coast Resorts, and the partners of the Barbary Coast received in the aggregate 35% of such shares. The shares of common stock were issued to the respective partners (or their principals) of each such Predecessor Partnership based upon such partners' pro rata interests in such Predecessor Partnership.

     Concurrently with the exchange of the partners' interests in the Predecessor Partnerships and the merger of Gaughan-Herbst, Inc. into Coast Resorts, Coast Resorts became the sole partner of each of the Predecessor Partnerships, and each Predecessor Partnership dissolved and terminated. Immediately upon such dissolution and termination, all of the assets and liabilities of the Predecessor Partnerships became the assets and liabilities of Coast Resorts. Coast Resorts immediately contributed to CHC all of the assets of the Predecessor Partnerships excluding those relating to a certain ground lease, (the "Coast West Lease") which Coast Resorts contributed to Coast West in exchange for 1,000 shares of Coast West common stock. (The Coast West Lease is an operating lease for accounting purposes and, accordingly, has no value in the accompanying balance sheet.) In addition, CHC assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships other than obligations under a portion of the subordinated notes payable to former partners and $1,500,000 principal amount of demand notes payable to a related party which were retained by Coast Resorts and were exchanged for shares of Coast Resorts Common Stock (as defined below) and those liabilities incident to the Coast West Lease, and Coast West assumed jointly and severally with Coast Resorts all of the liabilities of the Gold Coast Partnership Predecessor Partnerships incident to the Coast West Lease.

     Coast Resorts retained the liability for an aggregate principal amount of $51,025,000 in notes payable to former partners and retained the liability for $1,500,000 relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of common stock, par value $.01 per share, of Coast Resorts (the "Coast Resorts Common Stock"), based upon management's estimate of the fair market value of such common stock.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



     NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION (CONTINUED)

     As a result of the Reorganization, the former partners of the Predecessor Partnerships (or their principals) own all of the issued and outstanding shares of capital stock of Coast Resorts, Coast Resorts owns all of the issued and outstanding capital stock of CHC and Coast West, and CHC and Coast West own and have assumed in the aggregate all of the assets and liabilities of the Predecessor Partnerships (other than the Exchange Liabilities that were exchanged on January 16, 1996 for Coast Resorts Common Stock). After the Reorganization, CHC and Coast West have carried on the prior business operations of the Predecessor Partnerships.

     Coast West plans to hold the Coast West Lease for future development. Coast West has had no source of income during its development stage. CHC has agreed to provide Coast West with advances sufficient to make lease payments on the Coast West Lease, as more fully explained in Note 4.



Basis of Presentation

     Gold Coast and Barbary Coast historically operated under a high degree of common control. The former Managing General Partner of Gold Coast was also a general partner, and the principal manager, of the Barbary Coast. Due to the common control of Gold Coast and Barbary Coast and the continuation of ownership by the former partners, the Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the financial statements of Coast West are presented as if the Reorganization occurred at the beginning of the earliest period presented and include the accounts of all entities involved on a historical cost basis, in a manner similar to a pooling of interests.


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property, Equipment and Depreciation

     Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Depreciation is computed by the straight-line method over the estimated useful lives of property and equipment.

     At December 31, 1995 and 1996, property and equipment consists primarily of leasehold improvements, architectural and design and other related costs incurred in connection with the execution of the Coast West Lease and the potential development of the property. Such costs are not being amortized as the underlying property is in the development stage.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

     NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

     Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of Gold Coast and Barbary Coast were taxed on their proportionate share of each of their respective partnership's taxable income or loss. Therefore, these statements do not include any provision or liability for corporate income taxes prior to January 1, 1996.

     Subsequent to the Reorganization, Coast West is included in the consolidated federal income tax return filed by Coast Resorts. Coast West's tax allocation will be based on the amount of tax it would incur if it filed a separate return. Coast Resorts will pay Coast West an amount equal to the tax benefit arising from the utilization of net operating losses of Coast West to the extent that such losses result in a reduction in the amount of tax payable by Coast Resorts.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



NOTE 3--INCOME TAXES

     The components of the income tax benefit for the year ended December 31, 1996 was as follows:



                       Federal:
                        Current          ($ 501)
                        Deferred             --
                                         ------
                                         ($ 501)
                                         =======

     The income tax benefit for the year ended December 31, 1996 differs from that computed at the federal statutory corportate tax rate due to establishment of a valuation allowance relating to the realization of future deductions from non-cash rent expense incurred in 1996. At December 31, 1996, Coast West had a net deferred tax asset relating to non-cash rent expense of approximately $847,000 for which Coast West has established a full valuation allowance.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


     NOTE 4--LEASES AND COMMITMENTS

     In January 1996, in connection with the Reorganization, Coast Resorts contributed its rights under the Coast West Lease to Coast West. The Coast West Lease is for a parcel of land located in the northwest area of Las Vegas which is to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2005, with three 10-year renewal options, with monthly payments of $166,667 through December 31, 1995. Thereafter the monthly rent is increased by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31 million to approximately $51 million in the years 2014 through 2018. Coast West has no source of income during its development stage and CHC has agreed to provide advances to Coast West sufficient to make payments for its lease and other obligations during Coast West's development stage, up to a maximum of $8.0 million. Such advances are collateralized by Coast West's interest in the Coast West Lease and are non-interest bearing. There can be no assurance that Coast West will develop a gaming property at the Coast West site, or that it will be able to repay such advances.


     FUTURE MINIMUM LEASE PAYMENTS

     The following is an annual schedule of future minimum lease payments required under the Coast West Lease, assuming that the put option is not exercised:


                                           MINIMUM LEASE
                                              PAYMENT
                                           --------------
                                           (IN THOUSANDS)
           1997.........................           2,120
           1998.........................           2,180
           1999.........................           2,240
           2000.........................           2,300
           2001.........................           2,360
           Later years..................         216,540
                                                --------
           Total minimum lease
            payments....................        $227,740
                                                ========

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


     NOTE 5--GUARANTEE OF AFFILIATE DEBT

     On January 30, 1996, CHC completed a private placement of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually on June 15 and December 15. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future Subsidiaries of CHC. Under the terms of the indenture governing the First Mortgage Notes, advances by CHC to Coast West are limited to $8.0 million in aggregate principal amount at any time outstanding. Also under the indenture, the activities of Coast west are limited to (i) activities relating to the Coast West Lease including related borrowings and repayments to CHC, (ii) activities related to the planning and future development of the property underlying the Coast West Lease and (iii) other activities incidental or related to those indicated above.

                                  SCHEDULE II


                                COAST WEST, INC.
           FOR THE PERIOD SEPTEMBER 29, 1995 (THE DATE OF INCEPTION)
       THROUGH DECEMBER 31, 1995 AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                        ADDITIONS
                                                        ---------
                                                         CHARGED
                                           BALANCE AT   TO COSTS    CHARGED                  BALANCE
                                           BEGINNING       AND      TO OTHER                AT END OF
DESCRIPTION                                 OF YEAR     EXPENSES    ACCOUNTS   DEDUCTIONS     YEAR
-----------                                ----------   ---------   --------   ----------   ---------
DEFERRED TAX ASSET VALUATION ALLOWANCE
PERIOD SEPTEMBER 29, 1995
    (DATE OF INCEPTION) THROUGH
     DECEMBER 31, 1995                     $      --    $      --   $          $      --    $      --
                                           ==========   =========   ========   ==========   =========

YEAR ENDED DECEMBER 31, 1996               $       --   $      --   $    847   $       --   $     847
                                           ==========   =========   ========   ==========   =========